Form 10-Q
period 2010-06-30
Audience Productions, Inc.
filed 2010-08-13
CIK 1474227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-162589

Audience Productions, Inc.

(Exact name of registrant as specified in its charter)

Washington	26-3071343
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

2311 N. 45th St., Ste. 310
Seattle, WA 98103

(Address of principal executive offices)

(888) 463-4308

(Registrant’s telephone number including area code)

[ X ]    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[     ]    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Indicate by check mark whether the registrant is a [   ] large accelerated filer, an [   ] accelerated filer, a [   ] non-accelerated filer, or a [X] smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[ X ]    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

At August 11, 2010 there were three shares of common stock outstanding.

PART I—FINANCIAL INFORMATION	3
Item 1. Financial Statements.	3
Balance Sheets (at September 30, 2009 and June 30, 2010)	4
Statement of Operations (For the 3 and 9 Months Ended 6/30/10 and for the Period July 6, 2009 (date of inception) to September 30, 2009)	5
Statement of Changes in Shareholders’ Equity (For the Periods July 6, 2009 (date of inception) to September 30, 2009 and October 1, 2009 to June 30, 2010)	6
Statement of Cash Flows (For the 3 and 9 Months Ended 6/30/10 and for the Period July 6, 2009 (date of inception) to September 30, 2009)	7
Notes to the Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	14
Item 4. Controls and Procedures.	14

PART II—OTHER INFORMATION	15
Item 1. Legal Proceedings.	15
Item 1A. Risk Factors.	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	15
Item 3. Defaults Upon Senior Securities.	15
Item 4. (Removed and Reserved).	15
Item 5. Other Information.	15
Item 6. Exhibits.	15

SIGNATURES	16

PART I—FINANCIAL INFORMATION

Item 1         Financial Statements

The financial statements required by Item 1 are presented in the following order:

Page

Balance Sheets (at September 30, 2009 and June 30, 2010)	4

Statement of Operations (For the 3 and 9 Months Ended 6/30/10 and for the Period July 6, 2009 (date of inception) to September 30, 2009)	5

Statement of Changes in Shareholders’ Equity (For the Periods July 6, 2009 (date of inception) to September 30, 2009 and October 1, 2009 to June 30, 2010)	6

Statement of Cash Flows (For the 3 and 9 Months Ended 6/30/10 and for the Period July 6, 2009 (date of inception) to September 30, 2009)	7

Notes to the Financial Statements	8

Audience Productions, Inc.

(A Development Stage Company)

BALANCE SHEET

September 30, 2009

AND

June 30, 2010

	6/30/10 (Unaudited)	9/30/09 (Audited)
ASSETS
Current Assets
Cash	$8,266	$1,457

Total Current Assets	8,266	1,457

Other Assets	—	—

TOTAL ASSETS	$8,266	$1,457

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable – Beacon Law Advisors	$82,000	$82,000
Accounts Payable – Related Party	100

Total Current Liabilities	82,100	82,000

Long-Term Liabilities
Loans from Common Shareholders	$24,000	$3,000
Accrued Interest, Shareholder Loans	472

Total Long-Term Liabilities	24,472	3,000

TOTAL LIABILITIES	$106,572	$85,000

SHAREHOLDERS’ EQUITY
Common Shares	$—	$3
(non-voting, three shares authorized, issued, and outstanding, $1.00 par value) - at September 30, 2009
(non-voting, 100,000,000 shares authorized, three shares issued, and outstanding, no par value) - at June 30, 2010
Preferred Shares	—	—
(voting, 800,000 shares authorized, none issued or outstanding, no par value) - at September 30, 2009 and June 30, 2010
(voting, 200,000,000 shares authorized, none issued or outstanding, no par value) - at June 30, 2010
Paid-in-Capital	30	27
Deficit Accumulated During Development Stage	(98,336)	(83,573)

TOTAL SHAREHOLDERS’ EQUITY	$(98,306)	(83,543)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,266	$1,457

The accompanying notes are an integral part of these financial statements.

Audience Productions, Inc.

(A Development Stage Company)

STATEMENT OF OPERATIONS

For the Period April 1, 2010 to June 30, 2010

AND

For the Period October 1, 2009 to June 30, 2010

AND

For the Period July 6, 2009 (inception) to June 30, 2010

	4/1/10- 6/30/10 (Unaudited)	10/1/09- 6/30/10 (Unaudited)	7/6/09 (inception) - 6/30/10 (Unaudited)
Revenues	$—	$—	$—

Expenses
Securities Registration Fees	6,660	7,230	7,230
Marketing	10	449	449
General and Administrative	589	1,462	1,826
Accounting and Legal	375	4,950	87,959
Interest Expense	264	472	472
Story and Other Rights	200	200	400

	8,098	14,763	98,336

Net Loss	$(8,098)	$ (14,763)	$ (98,336)

The accompanying notes are an integral part of these financial statements.

Audience Productions, Inc.

(A Development Stage Company)

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Period July 6, 2009 (date of inception) to September 30, 2009

AND

For the Period October 1, 2009 to June 30, 2010

	Common Shares		Preferred Shares		Paid in Capital	Deficit Accumulated During the Developmental Stage	TOTAL
	Number	$	Number	$
Balance, July 6, 2009	—	$—	—	$—	$—	$—	$—
Issuance of Common Stock for Cash	3	3			27		30
Net Profit (Loss)						(83,573)	(83,573)

Balance, September 30, 2009 (Audited)	3	3	—	—	27	(83,573)	(83,543)
Elimination of Par Value of Common Stock		(3)			3
Net Profit (Loss)						(14,763)	(14,763)

Balance, June 30, 2010 (Unaudited)	3	$—	—	$—	$30	$(98,336)	$(98,306)

The accompanying notes are an integral part of these financial statements.

Audience Productions, Inc.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

For the Period April 1, 2010 to June 30, 2010

AND

For the Period October 1, 2009 to June 30, 2010

AND

For the Period July 6, 2009 (inception) to June 30, 2010

	4/1/10 - 6/30/10 (Unaudited)	10/1/09 - 6/30/10 (Unaudited)	7/6/09 (inception) - 06/30/10 (Unaudited)
Cash from Operating Activities
Net Loss	$(8,098)	$(14,763)	$(98,336)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accounts Payable – Beacon Law Advisors	—	—	82,000
Accounts Payable – Related Party	100	100	100
Accrued Interest, Shareholder Loans	264	472	472

Net Cash from Operating Activities	(7,734)	(14,191)	(15,764)

Cash from Financing Activities
Loans from Common Shareholders	15,000	21,000	24,000
Sale of Common Shares	—	30	30

Net Cash from Financing Activities	15,000	21,000	24,030

Net Change in Cash	7,266	6,809	8,266
Cash at Beginning of Period	1,000	1,457	—

Cash at End of Period	$8,266	$8,266	$8,266

The accompanying notes are an integral part of these financial statements.

Audience Productions, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Period April 1, 2010 to June 30, 2010

AND

For the Period October 1, 2009 to June 30, 2010

AND

For the Period July 6, 2009 (inception) to June 30, 2010

Note 1: Organization and Significant Accounting Policies

Nature of Operations

Audience Productions, Inc. (“API”) is a Washington corporation formed in July 2009 to engage in the business of developing, financing, producing, marketing, and selling the full length motion picture, “Lydia Slotnick Unplugged.” The Film tells the story of a hip, thirty something music executive that has to prove she still has an edge. So, she digs up dirt on a has-been rocker, but uncovers a bigger story. We anticipate that the film will be sold to a distributor; however, there are no plans or arrangements with any distributors currently in place. Upon sale of the film, the Series A Preferred Shares will be redeemed.

API is currently wholly-owned and managed by Jay T. Schwartz, Julie Chase, and George Brumder in equal thirds.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions.

Basis of Presentation

API’s financial statements are prepared using the accrual method of accounting and have been prepared in accordance with accounting principles generally accepted in the United States of America. API has elected a September 30 year end.

Basic and Diluted Earnings per Share

In February 1997, the FSAB issued SFAS No. 128, “Earnings Per Share,” which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. API has adopted the provisions of SFAS No. 128 effective July 6, 2009 (inception).

Cash and Cash Equivalents

Cash includes cash and highly liquid investments with original maturities of three months or less.

Note 2: Going Concern

As shown in the accompanying financial statements, API incurred substantial net losses for the period ended June 30, 2010 and has no revenue stream to support itself. This raises doubt about API’s ability to continue as a going concern.

API’s future success is dependent upon its ability to raise additional capital to fund its business plan and ultimately to attain profitable operations. There is no guarantee that API will be able to raise enough capital or generate sufficient revenues to sustain its operation. Management believes they can raise the appropriate funds needed to support their business plan.

The financial statements do not include any adjustments relating to the recoverability or classification or recorded assets and liabilities that might result should API be unable to continue as a going concern. During the period from July 6, 2009 (inception) through June 30, 2010 API had a loss of ($98,336).

Note 3: Series A Preferred Shares

Priority Return

When the Series A Preferred Shares are issued, Series A Preferred Shareholders will be entitled to a priority return equal to the amount of their investment plus 7%. Until the Series A Preferred priority return has been paid, all cash available for distribution will be distributed 100% to the Series A Preferred Shareholders, pro-rata amongst the class.

Note 4: Accounts Payable

Beacon Law Advisors: API has retained Beacon Law Advisors for securities-related legal services. Under the terms of the agreement with Beacon, Beacon has charged API $82,000 for services associated with the preparation and filing of API’s registration statement. This amount is due in full upon the successful closing of the offering associated with the financing of “Lydia Slotnick Unplugged.”

Related Party: On June 30, 2010, API entered in to an Intellectual Property and Technology License with Jay T. Schwartz, Julie Chase and George Brumder (collectively, the “Licensor”) in exchange for $100 payable by API to Licensor.

Note 5: Long Term Liabilities

On August 19, 2009 API entered into a loan agreement with Jay T. Schwartz, George Brumder, and Julie Chase (the common shareholders) for the sum of three thousand dollars ($3,000), with an interest rate of five percent (5%) per annum. The loan, and accrued interest, shall become immediately due and payable upon the successful closing of the offering associated with the financing of “Lydia Slotnick Unplugged.” Repayment of the loan will not represent a taxable dividend or distribution of cash from API. Under the terms of the agreement, additional loans may be made as requested by API, to fund ongoing operations of the company, up to a total of $100,000, though management does not believe API will require more than $50,000 in loans to fund its operations prior to the successful closing of the offering associated with the financing of “Lydia Slotnick Unplugged.”

Between October 1, 2009 and June 30, 2010, API borrowed an additional $21,000 from the common shareholders with the same interest rate of five percent (5%) per annum. Total accrued interest on all borrowings, through June 30, 2010, is $472. The loans are to be repaid with proceeds of the Offering.

Note 6: Income Taxes

Deferred Tax Assets:	As of June 30, 2010	As of September 30, 2009

Net Operating Loss Carryforwards	$ 98,336	$ 83,573
Other	0	0
Gross Deferred Tax Assets	33,434	28,415
Valuation Allowance	(33,434)	(28,415)
Net Deferred Tax Assets	0	0

Note 7: Common Stock Transactions

API is authorized to issue a total of 100,000,000 shares of common stock with no par value per share.

On July 6, 2009 API, by unanimous written consent, issued a total of three shares of common stock to the founders (directors and officers). These shares were issued at par value of $1.00 in consideration only for cash. On June 30, 2010, the Board of Directors and Shareholders approved an amendment and restatement to API’s Articles that eliminated the par value of these shares.

Total shares issued and outstanding at June 30, 2010 are three.

Note 8: Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements NO 133 and 140,” to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment of Disposal of Long-Lived Assets,” to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on API’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” and amendment of FASB Statement NO. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The Subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on API’s future report financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position 107-1 and Accounting Principles Board 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP 107-1”). FSP 107-1 amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. FSP107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. API adopted FSP 107-1 in the second quarter of 2009. FSP 107-1 did not have a material impact on the financial statements.

In April 2009, the FASB issued FASB Staff Positions 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. API adopted FSP 115-2 and 124-2 in the second quarter of 2009. FSP 115-2 and 124-2 did not have a material impact on the financial statements.

In April 2009, the FASB issued FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. API adopted FSP 157-4 in the second quarter of 2009. FSP 107-1 did not have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In July 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. API will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending September 30, 2010. We do not expect the adoption of SFAS 168 to materially impact our financial statements or results of operations. API does not expect the adoption of recently issued accounting pronouncements to have any significant impact on API’s results of operations, financial position or cash flow. As new accounting pronouncements are issued, API will adopt those that are applicable under the circumstances.

Item 2         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to our reviewed (and audited as applicable) financial statements and accompanying notes contained herein. Except for historical information, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements relating to expected future results and business trends that are based upon our current estimate, expectations, and projections about the industry, and upon our beliefs, and certain assumptions we have made that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “guidance,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “prospects,” “outlook,” “forecast,” and variations of these words or similar expressions are intended to identify “forward-looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any “forward-looking statement” as a result of various factors. These factors include, but are not limited to: our ability to raise $8,000,000 in our public offering for 800,000 shares of Series A Preferred Stock, our ability to secure actors, actresses, directors, and other filmmaking professionals, our ability to produce the film, “Lydia Slotnick Unplugged” as planned, our ability secure a favorable distribution deal during or upon completion of the film, other trends in the motion picture market, including consumer tastes and preferences, consumers disposable income, and changes involving the technology used to watch films, as well as other risks detailed from time to time in our SEC filings. These “forward-looking statements” are made only as of the date hereof, and we undertake no obligation to update or revise the “forward-looking statements,” whether as a result of new information, future events or otherwise.

Overview

Audience Productions, Inc. (“API”) is a Washington corporation formed in July 2009 to engage in the business of developing, financing, producing, marketing, and selling the full length motion picture, “Lydia Slotnick Unplugged” (the “Film”). The Film tells the story of a hip, thirty something music executive that has to prove she still has an edge. So, she digs up dirt on a has-been rocker, but uncovers a bigger story. We will attempt to sell the Film to a distributor, however, there are no plans or arrangements with any distributors currently in place. API is in the development stage; from our inception to June 30, 2010, the company has earned no revenue, has a net loss of $98,336, and has total assets of $8,266 consisting solely of cash.

API has three officers, Jay T. Schwartz (President), George Brumder (Treasurer), and Julie Chase (Secretary), together known as the “Officers.” API is currently offering 800,000 Series A Preferred Shares, at $10.00 per share, to raise the Film’s $8,000,000 production budget. The shares became available for sale to the public on April 23, 2010 and the initial sales period will end on October 19, 2010. However, in the event that all of the Series A Preferred Shares are not sold by October 19,2010, API may extend the Offering Period for up to four consecutive 90 day periods.

Description of Our Revenue, Cost of Revenue and Expenses

We had no revenue during the period, as we currently conduct no revenue-generating activities. We do not anticipate producing any revenue if and until we raise the $8,000,000 in our public offering and produce and sell the “Film”. Expenses consisted primarily of securities registration fees ($6,660), general and administrative costs ($589), and accounting and legal costs ($375).

Critical Accounting Policies

Other than those referenced in Note 8 to our financial statement above, we have no accounting policies we consider to be critical. Our statements are prepared in conformity with accounting principles generally accepted in the United States.

Results of Operations

For the three months ended June 30, 2010, continued expenses from development stage activities resulted in a net loss of $8,098 for the period. We had no revenue during the period, as we currently conduct no revenue-generating activities. Borrowing increased by $15,000 during the period and at June 30, 2010, we had $8,266 in cash, $106,572 in total liabilities (of which $24,572 is due to the Officers and $82,000 is due to our counsel, Beacon Law Advisors), and negative shareholders’ equity of $98,306.

Comparison to Prior Periods

API has only been in operation since July of 2009, making comparisons to prior comparable periods impossible. However, as the nature of our operations up to this point has been non-revenue generating, each quarter’s financial activity continues to consist of start-up expenses.

Liquidity and Capital Resources

Since our inception, we have financed our development exclusively with loans made to us from our Officers. At June 30, 2010, these loans totaled $24,000 and accrued interest of $472 at a rate of 5% per annum. We anticipate that the total cost to fund our operations prior to and throughout the offering period will not exceed $50,000. However, the agreement we have in place with our Officers allows for a total loan amount of up to $100,000. We currently do not have any other source of liquidity. However, we are in the process of raising $8,000,000 in a public offering of 800,000 shares of Series A Preferred stock at $10 per share. If we are successful in this offering, we will repay the loans to the Officers and commence the production of the Film.

Contractual Obligations

In addition to the $82,000 due to our attorneys as shown on our balance sheet under “Accounts Payable - Beacon Law Advisors” and the $24,472 (including accrued interest) due to our Officers as shown on our balance sheet under “Loans from Common Shareholders”, we currently have three contractual obligations, none of which will take effect unless and until we raise the entire $8,000,000 now being offered via public offering. Upon raising the funds, we will begin making a series of payments totaling $200,000 each to Jay Schwartz, George Brumder, and Julie Chase as production managers for the film. These payments are more fully described in our prospectus and the applicable exhibits thereto. We also have in place an option purchase agreement with the writers of the film (detailed in the prospectus and applicable exhibit) under which we will owe them the purchase price of the film ($200,000 less any previously paid option fees). Finally, we have an contract in place under which we are obligated to use Bridge Productions, Inc. to produce the film. Compensation under this agreement is detailed in the prospectus and applicable exhibit.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships that would be expected to have a material current or future effect upon our financial condition or results of operations.

Recent Accounting Pronouncements

See Note 8 in the attached, reviewed financial statements in Item 1 above.

Item 3         Quantitative and Qualitative Disclosures About Market Risk

Liquid assets are in the form of cash on deposit at a state chartered commercial bank and are fully insured by the FDIC.

Item 4         Controls and Procedures

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which have been designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. They concluded that the controls and procedures were effective as of June 30, 2010 to provide reasonable assurance of the achievement of these objectives.

Changes in internal controls. There was no change in our internal control over financial reporting during the quarter ended June 30, 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1         Legal Proceedings

None.

Item 1A         Risk Factors

Not Applicable

Item 2         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3         Defaults Upon Senior Securities

None.

Item 4         (Removed and Reserved)

Item 5         Other Information

None.

Item 6         Exhibits

The exhibits required by Item 6 are included herewith as follows:

Exhibit No.	Description	Filing Date

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.	August 13, 2010

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.	August 13, 2010

32.1	Section 1350 Certification of Chief Executive Officer.	August 13, 2010

32.2	Section 1350 Certification of Chief Financial Officer.	August 13, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

AUDIENCE PRODUCTIONS, INC.

By:	/s/ JAY T. SCHWARTZ
Name:	Jay T. Schwartz
Title:	Director and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ GEORGE R. BRUMDER
Name:	George R. Brumder
Title:	Director and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 13, 2010