Form 10-K
period 2010-10-30
Audience Productions, Inc.
filed 2010-12-30
CIK 1474227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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

(888) 463-4308

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Series A Preferred Shares, no par value	none

Securities registered pursuant to Section 12(g) of the Act: None

[     ]    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act..

[     ]    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

[ X ]    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X ]    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ X ]    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

As of March 31, 2010, there was no aggregate market value of the common stock held by non-affiliates of the registrant as all common stock is held by directors and officers of the registrant and such persons are deemed to be affiliates.

At December 29, 2010 there were three shares of common stock outstanding.

PART I	3
Item 1. Business.	3
Item 1A. Risk Factors.	5
Item 1B. Unresolved Staff Comments.	%
Item 2. Properties.	5
Item 3. Legal Proceedings.	5
Item 4. (Removed and Reserved).	5

PART II	6
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	6
Item 6. Selected Financial Data.	6
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	7
Item 7A. Quantitative and Qualitative Disclosure About Market Risk.	9
Item 8. Financial Statements and Supplementary Data.	9
Report of Independent Registered Public Accounting Firm	10
Balance Sheet (at September 30, 2009 and September 30, 2010)	11
Statement of Operations (For the 12 Months Ended September 30, 2010 and for the Periods July 6, 2009 (date of inception) to September 30, 2009 and to September 30, 2010)	12
Statement of Changes in Shareholders’ Equity (For the Periods July 6, 2009 (date of inception) to September 30, 2009 and October 1, 2009 to September 30, 2010)	13
Statement of Cash Flows (For the 12 Months Ended September 30, 2010 and for the Periods July 6, 2009 (date of inception) to September 30, 2009 and to September 30, 2010)	14
Notes to the Financial Statements	15
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.	19
Item 9A. Controls and Procedures.	19
Item 9B. Other Information.	19

PART III	20
Item 10. Directors, Executive Officers and Corporate Governance.	20
Item 11. Executive Compensation.	21
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	22
Item 13. Certain Relationship and Related Transactions, and Director Independence.	23
Item 14. Principal Accounting Fees and Services.	23

PART IV	24
Item 15. Exhibits, Financial Statement Schedules.	24

SIGNATURES	25

PART I

Item 1         Business

As used in this report (unless the context otherwise requires) “API”, “we”, “our”, and “us” refer to Audience Productions, Inc.

Overview

Audience Productions, Inc. (“API”) is a Washington corporation formed in July 2009 to engage in the business of developing, financing, producing, marketing, and selling the full length motion picture, “Lydia Slotnick Unplugged” (the “Film”). The Film tells the story of a hip, thirty something music executive that has to prove she still has an edge. So, she digs up dirt on a has-been rocker, but uncovers a bigger story. API filed a registration statement with the Securities and Exchange Commission (the “SEC”) on October 20, 2009 registering 800,000 Series A Preferred Shares to be sold for $10.00 per share. The registration statement was declared effective by the SEC on April 23, 2010. API subsequently amended that registration statement and it was again declared effective on September 1, 2010. The registration statement has since been declared effective in the following states: California, Colorado, Connecticut, the District of Columbia, Georgia, Hawaii, Illinois, Louisiana, Minnesota, Missouri, New Hampshire, New Jersey, New York, Rhode Island, Washington, Wisconsin, and Wyoming. API is currently engaged in a search for a director and principal actors for the film and expects to begin selling shares via it’s website on January 9, 2011.

Market and Competition

The entertainment industry is intensely competitive. The competition comes from companies within the same business and companies in other entertainment media which create alternative forms of leisure entertainment. API will compete with several major film studios (e.g., Walt Disney Company, Paramount Pictures Corporation, Universal Pictures, Columbia Pictures, Tri-Star Pictures, Twentieth Century Fox, Warner Brothers, Inc. and MGM/UA) which are dominant in all facets of in the motion picture industry (they also acquire and distribute independently produced feature films), as well as numerous independent motion picture and television production companies, television networks and pay television systems. These companies compete for the acquisition of literary properties, the services of performing artists, directors, producers and other creative and technical personnel, and production financing. Many of the organizations with which API will compete have significantly greater financial and other resources than API.

There can be no assurance of the economic success of any entertainment project since the revenues derived from the production and distribution of motion pictures (which do not necessarily bear a direct correlation to the production or distribution costs incurred) depend primarily upon their acceptance by the public, which cannot be predicted. The Film will compete for audience acceptance and exhibition outlets with motion pictures, television shows and other programs produced and distributed by other companies. As a result, the success of any film is dependent not only on the quality and acceptance of that particular film, but also on the acceptance of other competing films released into the marketplace at or near the same time.

The entertainment industry in general, and the motion picture industry in particular, are continuing to undergo significant changes, primarily due to technological developments. These developments have resulted in the availability of alternative and competing forms of leisure time entertainment, including pay/cable television services and home entertainment equipment such as DVD and DVR, video games and computers. Such technological developments have also resulted in the creation of additional revenue sources through the licensing of rights with respect to such new media, and potentially could lead to future reductions in the costs of producing and distributing motion pictures. Due to the rapid growth of technology, shifting consumer tastes, and the popularity and availability of other forms of entertainment, it is impossible to predict the overall effect these factors will have on the potential revenue from and profitability of feature-length motion pictures.

Regulatory Environment

In 1994, the United States was unable to reach agreement with its major international trading partners to include audiovisual works, such as television programs and motion pictures, under the terms of the General Agreement on Trade and Tariffs Treaty (“GATT”). The failure to include audiovisual works under GATT allows many countries (including members of the European Union)

to continue enforcing quotas that restrict the amount of American programming which may be aired on television in such countries. The Council of Europe has adopted a directive requiring all member states of the European Union to enact laws specifying that broadcasters must reserve a majority of their transmission time (exclusive of news, sports, game shows and advertising) for European works. The directive does not itself constitute law, but must be implemented by appropriate legislation in each member country. In addition, France requires that original French programming constitute a required portion of all programming aired on French television. These quotas generally apply only to television programming and not to theatrical exhibition of motion pictures, but quotas on the theatrical exhibition of motion pictures could also be enacted in the future. There can be no assurance that additional or more restrictive theatrical or television quotas will not be enacted or that countries with existing quotas will not more strictly enforce such quotas. Additional or more restrictive quotas or more stringent enforcement of existing quotas could materially and adversely affect the business of API by limiting our ability to sell the Film internationally and, consequently, to further finance the Film, if necessary.

Distribution rights to motion pictures are granted legal protection under the copyright laws of the United States and most foreign countries. These laws provide substantial civil and criminal sanctions for unauthorized duplication and exhibition of motion pictures. Motion pictures, musical works, sound recordings, art work, still photography and motion picture properties are separate works, subject to copyright under most copyright laws, including the United States Copyright Act of 1976, as amended. API plans to take appropriate and reasonable measures to secure, protect and maintain or obtain agreements to secure, protect and maintain copyright protection for the Film under the laws of applicable jurisdictions.

Motion picture piracy is an industry-wide problem. The Motion Picture Association of America, an industry trade association (the “MPAA”), operates a piracy hotline and investigates all reports of such piracy. Depending upon the results of such investigations, appropriate legal action may be brought by the owner of the rights. Depending upon the extent of the piracy, the Federal Bureau of Investigation may assist in these investigations and related criminal prosecutions.

Motion picture piracy is an international as well as a domestic problem. Motion picture piracy is extensive in many parts of the world, including South America, Asia (e.g. Korea, China and Taiwan), the countries of the former Soviet Union and the former Eastern bloc countries. In addition to the MPAA, the Motion Picture Export Association, the American Film Marketing Association and the American Film Export Association monitor the progress and efforts made by various countries to limit or prevent piracy. In the past, these various trade associations have enacted voluntary embargoes of motion picture exports to certain countries in order to pressure the governments of those countries to become more aggressive in preventing motion picture piracy. In addition, the United States government has publicly considered trade sanctions against specific countries which do not prevent copyright infringement of United States produced motion pictures. There can be no assurance that voluntary industry embargoes or United States government trade sanctions will be enacted. If enacted, such actions could impact the amount of revenue that API realizes from the international distribution of the Film depending upon the countries subject to such action and the duration of such action. If not enacted or if other measures are not taken, the entertainment industry (including API) may continue to lose an indeterminate amount of revenue as a result of motion picture piracy.

The Code and Ratings Administration of the MPAA assigns ratings indicating age-group suitability for theatrical distribution of motion pictures. API will follow the practice of submitting the Film for such a rating.

United States television stations and networks, as well as foreign governments, impose additional restrictions on the content of programs which may restrict in whole or in part theatrical or television exhibition in particular territories. Our current policy is to produce the Film for which there will be no material restrictions on exhibition in any major territories or media. This policy often requires production of “cover” shots or different photography and recording of certain scenes for insertion in versions of a motion picture exhibited on television or theatrically in certain territories.

There can be no assurance that current and future restrictions on the content of the Film may not limit or affect API’s ability to exhibit it in certain territories and media.

Additionally, being a public company, API operates in a highly-regulated environment with respect to securities law. In addition to our obligation to file quarterly, annual, and applicable interim reports to our shareholders, we are subject to various additional reporting requirements by the Securities and Exchange Commission and the securities regulators of the states in which we plan to sell shares and have shareholders. We are also subject to certain portions of the The Sarbanes-Oxley Act of 2002 (also known as the “Public Company Accounting Reform and Investor Protection Act“), among which are the requirement to have our financial statements audited at least annually by a certified public accounting firm that has been registered with the Public Company Accounting Oversight Board.

Item 1A         Risk Factors

Not Applicable

Item 1B         Unresolved Staff Comments

Not Applicable

Item 2         Properties

API does not own or operate sound stages or related production facilities, generally referred to as a “studio“, and does not have the fixed payroll, general and administrative and other expenses resulting from ownership and operation of a studio. We believe that sufficient motion picture properties, creative and technical personnel (such as screenwriters, directors and performers), production and editing facilities and laboratories are available in the market at acceptable prices to enable API to develop the Film as we currently plan, at the level of commercial quality that we require. API operates out of a work space owned by Jay T. Schwartz and does not charge API rent. API uses this space as a general office. No web hosting or film production related activities are conducted at this site nor will such activities ever be conducted at the site. The work space is suitable for carrying out day-to-day general office functions, such as conducting meetings, telephone conferences, and utilizing PCs and a fax machine. API does not plan on renting a production or editing suite. Production and editing will be the responsibility of Bridge Productions, Inc.

Item 3         Legal Proceedings

API is not a party to any pending legal proceedings.

Item 4         (Removed and Reserved)

None.

PART II

Item 5         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Registrant’s Common Equity

There is no established public trading market for API’s common shares, all of which are owned by API’s Officers, Jay T. Schwartz (Director, President), George Brumder (Director, Treasurer), and Julie Chase (Director, Secretary). On July 20, 2009, the Officers purchased the three outstanding Common Shares from API for $10.00 each, the then current fair market value. The Common Shares were issued in reliance on, and qualified for, the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “33 Act“). The Common Shares currently pay no dividend.

As a condition to registering the Series A Preferred Shares, the Officers’ promotional Common Shares are subject to escrow or “lock-in”. The escrow agent or security holder is Beacon Law Advisors and the Promotional Shares Lock-In Agreement between API, the Officers, and Beacon can be found in Exhibit 10.3 of this Prospectus. The terms of this agreement specify that:

1. The Common Shares may not be sold during the time API is offering its Series A Preferred Shares to the public.

2. The conditions upon which the Common Shares may be released, are:

a. If API’s aggregate revenue exceeds $500,000, or

b. If API’s aggregate revenue is less than $500,000, the Common Shares may be released in their entirety within 5 years, or

c. If the public offering is terminated, and no securities are sold or the offering is terminated and the gross proceeds of the offering have been returned to the public investors, or

d. If a distribution is made to the Series A Preferred Shareholders as a result of the sale of the Film and redemption of the Series A Preferred Shares or liquidation of API.

Related Stockholder Matters

Reports to Security Holders.  We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

Dividends.  There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Equity Compensation Plans.  We currently do not have any equity compensation plans in place.

Purchases of Equity Securities.  None during the period covered by this report.

Issuer Purchases of Equity Securities

There is no established public trading market for API’s common shares, all of which are owned by API’s Officers, Jay T. Schwartz (Director, President), George Brumder (Director, Treasurer), and Julie Chase (Director, Secretary). On July 20, 2009, the Officers purchased the three outstanding Common Shares from API for $10.00 each, the then current fair market value. The Common Shares were issued in reliance on, and qualified for, the exemption under Section 4(2) of the 33 Act. The Common Shares currently pay no dividend.

Item 6         Selected Financial Data

Not Applicable

Item 7         Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements relating to expected future results and business trends that are based upon our current estimate, expectations, and projections about the industry, and upon our beliefs, and certain assumptions we have made that are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “guidance,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “prospects,” “outlook,” “forecast,” and variations of these words or similar expressions are intended to identify “forward-looking statements.” In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are “forward-looking statements.” Such statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results may differ materially and adversely from those expressed in any “forward-looking statement” as a result of various factors. These factors include, but are not limited to: our ability to raise $8,000,000 in our public offering for 800,000 shares of Series A Preferred Stock, our ability to secure actors, actresses, directors, and other filmmaking professionals, our ability to produce the film, “Lydia Slotnick Unplugged” as planned, our ability secure a favorable distribution deal during or upon completion of the film, other trends in the motion picture market, including consumer tastes and preferences, consumers disposable income, and changes involving the technology used to watch films, as well as other risks detailed from time to time in our SEC filings. These “forward-looking statements” are made only as of the date hereof, and we undertake no obligation to update or revise the “forward-looking statements,” whether as a result of new information, future events or otherwise.

Overview

Audience Productions, Inc. (“API”) is a Washington corporation formed in July 2009 to engage in the business of developing, financing, producing, marketing, and selling the full length motion picture, “Lydia Slotnick Unplugged” (the “Film”). The Film tells the story of a hip, thirty something music executive that has to prove she still has an edge. So, she digs up dirt on a has-been rocker, but uncovers a bigger story. We will attempt to sell the Film to a distributor, however, there are no plans or arrangements with any distributors currently in place. API is in the development stage; from our inception to September 30, 2010, the company has earned no revenue, has a net loss of $105,510, and has total assets of $1,640 consisting solely of cash.

API has three officers, Jay T. Schwartz (President), George Brumder (Treasurer), and Julie Chase (Secretary), together known as the “Officers.” API is currently offering 800,000 Series A Preferred Shares, at $10.00 per share, to raise the Film’s $8,000,000 production budget. The offering was declared effective on April 23, 2010 but we do not anticipate selling shares before January 9, 2011. The initial sales period ended on October 19, 2010 and was extended until January 19, 2011 per our option to extend the Offering Period for up to four consecutive 90 day periods. However, since we do not anticipate selling shares until January 9, 2011, it is likely that the Offering Period will be further extended until at least April 19, 2011. To date, API has not sold any securities and will not do so until our website, which is currently under development, is complete. Sales transactions for our Series A Preferred Shares can only be made through our website, which we anticipate will be operable by January 9, 2011. Our website will be unavailable to the public until then.

Description of Our Revenue, Cost of Revenue and Expenses

We had no revenue during the period, as we currently conduct no revenue-generating activities. We do not anticipate producing any revenue if and until we raise the $8,000,000 in our public offering and produce and sell the “Film”. Expenses consisted primarily of securities registration fees ($11,210), general and administrative costs ($2,441), and accounting and legal costs ($6,750).

Critical Accounting Policies

Other than those referenced in Note 8 to our financial statements (included herein), we have no accounting policies we consider to be critical. Our statements are prepared in conformity with accounting principles generally accepted in the United States.

Results of Operations

For the year ended September 30, 2010, continued expenses from development stage activities resulted in a net loss of $21,937 for the period. We had no revenue during the period, as we currently conduct no revenue-generating activities. Borrowing increased by $21,000 during the period and at September 30, 2010, we had $1,640 in cash, $107,120 in total liabilities (of which $25,787 is due to the Officers and $82,000 is due to our counsel, Beacon Law Advisors), and negative shareholders’ equity of $105,480.

Comparison to Prior Periods

API has only been in operation since July of 2009, making comparisons to prior comparable periods impossible. However, as the nature of our operations up to this point has been non-revenue generating, each year’s financial activity continues to consist of start-up expenses.

Liquidity and Capital Resources

Since our inception, we have financed our development exclusively with loans made to us from our Officers. At September 30, 2010, these loans totaled $24,000 and accrued interest of $787 at a rate of 5% per annum. We anticipate that the total cost to fund our operations prior to and throughout the offering period will not exceed $50,000. However, the agreement we have in place with our Officers allows for a total loan amount of up to $100,000. We currently do not have any other source of liquidity. However, we are in the process of raising $8,000,000 in a public offering of 800,000 shares of Series A Preferred stock at $10 per share. If we are successful in this offering, we will repay the loans to the Officers and commence the production of the Film.

Contractual Obligations

In addition to the $82,000 due to our attorneys as shown on our balance sheet under “Accounts Payable - Beacon Law Advisors” and the $24,787 (including accrued interest) due to our Officers as shown on our balance sheet under “Loans from Common Shareholders”, we currently have three contractual obligations, none of which will take effect unless and until we raise the entire $8,000,000 now being offered via public offering. Upon raising the funds, we will begin making a series of payments totaling $200,000 each to Jay Schwartz, George Brumder, and Julie Chase as production managers for the film. These payments are more fully described in our prospectus and the applicable exhibits thereto. We also have in place an option purchase agreement with the writers of the film (detailed in the prospectus and applicable exhibit) under which we will owe them the purchase price of the film ($200,000 less any previously paid option fees). Finally, we have a contract in place under which we are obligated to use Bridge Productions, Inc. to produce the film. Compensation under this agreement is detailed in the prospectus and applicable exhibit.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships that would be expected to have a material current or future effect upon our financial condition or results of operations.

Recent Accounting Pronouncements

See Note 8 in the attached, reviewed financial statements in Item 1 above.

Item 7A         Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8         Financial Statements and Supplementary Data

The financial statements required by Item 8 are presented in the following order:

Page

Report of Independent Registered Public Accounting Firm	10

Balance Sheets (at September 30, 2009 and September 30, 2010)	11

Statement of Operations (For the 12 Months Ended September 30, 2010 and for the Periods July 6, 2009 (date of inception) to September 30, 2009 and to September 30, 2010)	12

Statement of Changes in Shareholders’ Equity (For the Periods July 6, 2009 (date of inception) to September 30, 2009 and October 1, 2009 to September 30, 2010)	13

Statement of Cash Flows (For the 12 Months Ended September 30, 2010 and for the Periods July 6, 2009 (date of inception) to September 30, 2009 and to September 30, 2010)	14

Notes to the Financial Statements	15

GEORGE STEWART, CPA

316 17TH AVENUE SOUTH

SEATTLE, WASHINGTON 98144

(206) 328-8554   FAX: (206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Audience Productions, Inc.

I have audited the accompanying balance sheet of Audience Productions, Inc. (A Development Stage Company) as of September 30, 2010 and 2009, and the related statement of operations, stockholders’ equity and cash flows for the period from July 6, 2009 (inception) to September 30, 2010. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Audience Productions, Inc. (A Development Stage Company) as of September 30, 2010 and 2009, and the results of its operations and cash flows from July 6, 2009 (inception) to September 30, 2010 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Very Truly Yours,

/S/ GEORGE STEWART

George Stewart, CPA

Seattle, WA

December 15, 2010

Audience Productions, Inc.

(A Development Stage Company)

BALANCE SHEET

September 30, 2010

AND

September 30, 2009

	9/30/10 (Audited)	9/30/09 (Audited)
ASSETS
Current Assets
Cash	$1,640	$1,457

Total Current Assets	1,640	1,457

Other Assets	—	—

TOTAL ASSETS	$1,640	$1,457

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable – Trade	$82,100	$82,000
Accounts Payable – Related Parties	234

Total Current Liabilities	82,334	82,000

Long-Term Liabilities
Loans from Common Shareholders	$24,000	$3,000
Accrued Interest, Shareholder Loans	787

Total Long-Term Liabilities	24,787	3,000

TOTAL LIABILITIES	$107,120	$85,000

SHAREHOLDERS’ EQUITY
Common Shares	$—	$3
(non-voting, three shares authorized, issued, and outstanding, $1.00 par value) - at September 30, 2009
(non-voting, 100,000,000 shares authorized, three shares issued, and outstanding, no par value) - at September 30, 2010
Preferred Shares	—	—
(voting, 800,000 shares authorized, none issued or outstanding, no par value) - at September 30, 2009
(voting, 200,000,000 shares authorized, none issued or outstanding, no par value) - at September 30, 2010
Paid-in-Capital	30	27
Deficit Accumulated During Development Stage	(105,510)	(83,573)

TOTAL SHAREHOLDERS’ EQUITY	$(105,480)	(83,543)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,640	$1,457

The accompanying notes are an integral part of these financial statements.

Audience Productions, Inc.

(A Development Stage Company)

STATEMENT OF OPERATIONS

For the Year Ended September 30, 2010

AND

For the Period July 6, 2009 (inception) to September 30, 2009

AND

For the Period July 6, 2009 (inception) to September 30, 2010

	10/1/09 - 9/30/10 (Audited)	7/6/09 (inception) - 9/30/09 (Audited)	7/6/09 (inception) - 9/30/10 (Aaudited)
Revenues	$—	$—	$—

Expenses
Securities Registration Fees	11,210	—	11,210
Marketing	449	—	449
General and Administrative	2,441	364	2,805
Accounting and Legal	6,750	83,009	89,759
Interest Expense	787	—	787
Story and Other Rights	300	200	500

	21,937	83,573	105,510

Net Loss	$(21,937)	$ (83,573)	$ (105,510)

Basic Earnings (Loss) per Share	$(7,312)	$ (27,858)	$ (35,170)

Weighted Average Number of Common Shares Outstanding	3	3	3

The accompanying notes are an integral part of these financial statements.

Audience Productions, Inc.

(A Development Stage Company)

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Period July 6, 2009 (date of inception) to September 30, 2009

AND

For the Year Ended September 30, 2010

	Common Shares		Preferred Shares		Paid in Capital	Deficit Accumulated During the Developmental Stage	TOTAL
	Number	$	Number	$
Balance, July 6, 2009 (Audited)	—	$—	—	$—	$—	$—	$—
Issuance of Common Stock for Cash	3	3			27		30
Net Profit (Loss)						(83,573)	(83,573)

Balance, September 30, 2009 (Audited)	3	3	—	—	27	(83,573)	(83,543)
Elimination of Par Value of Common Stock		(3)			3
Net Profit (Loss)						(21,937)	(21,937)

Balance, September 30, 2010 (Audited)	3	$—	—	$—	$30	$(105,510)	$(105,480)

The accompanying notes are an integral part of these financial statements.

Audience Productions, Inc.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

For the Year Ended September 30, 2010

AND

For the Period July 6, 2009 (inception) to September 30, 2009

AND

For the Period July 6, 2009 (inception) to September 30, 2010

	10/1/09 - 9/30/10 (Audited)	7/6/09 (inception) - 9/30/09 (Audited)	7/6/09 (inception) - 9/30/10 (Aaudited)
Cash from Operating Activities
Net Loss	$(21,973)	$(83,573)	$(105,510)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accounts Payable – Trade	100	82,000	82,100
Accounts Payable – Related Parties	234	—	234
Accrued Interest, Shareholder Loans	787	—	787

Net Cash from Operating Activities	(20,817)	(1,573)	(22,390)

Cash from Financing Activities
Loans from Common Shareholders	21,000	3,000	24,000
Sale of Common Shares	—	30	30

Net Cash from Financing Activities	21,000	3,030	24,030

Net Change in Cash	183	1,457	1,640
Cash at Beginning of Period	1,457	—	—

Cash at End of Period	$1,640	$1,457	$1,640

The accompanying notes are an integral part of these financial statements.

Audience Productions, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1: Organization and Significant Accounting Policies

Nature of Operations

Audience Productions, Inc. (“API”) is a Washington corporation formed in July 2009 to engage in the business of developing, financing, producing, marketing, and selling the full length motion picture, “Lydia Slotnick Unplugged.” The Film tells the story of a hip, thirty something music executive who has to prove she still has an edge. So, she digs up dirt on a has-been rocker, but uncovers a bigger story. We anticipate that the film will be sold to a distributor; however, there are no plans or arrangements with any distributors currently in place. The film will be financed by the sale of 800,000 Series A Preferred Shares for $10.00 per share. Upon sale of the film and any distribution to the shareholders, the Series A Preferred Shares will be redeemed.

API is currently wholly-owned and managed by Jay T. Schwartz, Julie Chase, and George Brumder.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions.

Basis of Presentation

API’s financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America. API has year end of September 30.

Basic and Diluted Earnings per Share

In February 1997, the FSAB issued ASC No. 260, “Earnings Per Share,” which specifies the computation, presentation, and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. ASC No. 260 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. API has adopted the provisions of ASC No. 260 effective July 6, 2009 (inception).

Cash and Cash Equivalents

Cash includes cash and highly liquid investments with original maturities of three months or less.

Note 2: Going Concern

As shown in the accompanying financial statements, API incurred substantial net losses for the periods ended September 30, 2009 and September 30, 2010 and has no revenue stream to support itself. This raises doubt about API’s ability to continue as a going concern.

API’s future success is dependent upon its ability to raise additional capital to fund its business plan and ultimately to attain profitable operations. There is no guarantee that API will be able to raise enough capital or generate sufficient revenues to sustain its operation. Management believes they can raise the appropriate funds needed to support their business plan.

The financial statements do not include any adjustments relating to the recoverability or classification or recorded assets and liabilities that might result should API be unable to continue as a going concern. During the period from July 6, 2009 (inception) through September 30, 2010 API had a loss of ($105,510).

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

Note 4: Accounts Payable

A/P, Trade: API has retained Beacon Law Advisors for securities-related legal services. Under the terms of the agreement with Beacon, Beacon has charged API $82,000 for services associated with the preparation and filing of API’s registration statement. This amount is due in full upon the successful closing of the offering associated with the financing of “Lydia Slotnick Unplugged.”

Also payable under this account is $100 to the writers of the script “Lydia Slotnick Unplugged.” This amount became due on July 9, 2010 for the option period of July 9, 2010 to Oct. 8, 2010.

A/P, Related Parties: On June 30, 2010, API entered in to an Intellectual Property and Technology License with Jay T. Schwartz, Julie Chase, and George Brumder (collectively, the “Licensor”) in exchange for $100 payable by API to Licensor.

Also payable under this account are various expenses due to company management totaling $134.

Note 5: Long Term Liabilities

On August 19, 2009, API entered into a loan agreement with Jay T. Schwartz, George Brumder, and Julie Chase (company management and the common shareholders, collectively, the “Lenders”) for the sum of three thousand dollars ($3,000), with an interest rate of five percent (5%) per annum. The loan and all accrued interest shall become immediately due and payable upon the successful closing of the offering associated with the financing of “Lydia Slotnick Unplugged.” Repayment of the loan will not represent a taxable dividend or distribution of cash from API. Under the terms of the agreement, additional loans may be made as requested by API, to fund ongoing operations of the company, up to a total of $100,000, though management does not believe API will require more than $50,000 in loans to fund its operations prior to the successful closing of the offering associated with the financing of “Lydia Slotnick Unplugged.”

Between October 1, 2009 and September 30, 2010, API borrowed an additional $21,000 from the Lenders with the same interest rate of five percent (5%) per annum. Total accrued interest on all borrowings, through September 30, 2010, is $787. The loans are to be repaid with proceeds of the offering.

Note 6: Income Taxes

Deferred Tax Assets:	As of September 30, 2010	As of September 30, 2009

Net Operating Loss Carryforwards	$ 105,510	$ 83,573
Other	0	0
Gross Deferred Tax Assets	35,873	28,415
Valuation Allowance	(35,873)	(28,415)
Net Deferred Tax Assets	0	0

Note 7: Common Stock Transactions

API is authorized to issue a total of 100,000,000 shares of common stock with no par value per share.

On July 6, 2009, API, by unanimous written consent, issued a total of three shares of common stock to the founders (directors and officers). These shares were issued at par value of $1.00 in consideration only for cash. On June 30, 2010, API’s Board of Directors and Shareholders approved an amendment and restatement to API’s Articles that eliminated the par value of these shares.

Total shares issued and outstanding at September 30, 2010 were three.

Note 8: Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140,” to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment of Disposal of Long-Lived Assets,” to allow a qualifying special purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on API’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” and amendment of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The Subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on API’s future report financial position or results of operations.

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

In April 2009, the FASB issued FASB Staff Positions 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and 124-2 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. API adopted FSP 115-2 and 124-2 in the second quarter of 2009. FSP 115-2 and 124-2 did not have a material impact on the financial statements.

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

Item 9         Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A         Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

An evaluation was carried out by our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under Section 404 of the Sarbanes-Oxley Act of 2002, our management is required to assess the effectiveness of our internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether our internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B         Other Information

None.

PART III

Item 10         Directors, Executive Officers and Corporate Governance

Executive Officers and Directors.  We are dependent on the efforts and abilities of certain of our senior management. The interruption of the services of key management could have a material adverse effect on our operations, profits and future development, if suitable replacements are not promptly obtained. We have not entered into employment agreements with any of our key executives. We cannot guaranty that each executive will remain with us. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, we cannot guaranty that we will be able to continue to do so. Our officers and directors will hold office until their resignation or removal.

The following table sets forth certain information with respect to API’s executive Officers and Directors as of September 30, 2010.

Name	Age	Position with API
Jay T. Schwartz*	46	Director (Chairman) and President
George R. Brumder	38	Director and Treasurer
Julie L. Chase*	38	Director and Secretary

*	Jay T. Schwartz and Julie Chase have been married since July 24, 2004.

Jay T. Schwartz | Director (Chairman) and President.  Jay T. Schwartz is API’s chairman of the Board of Directors, a Director, and also its president. Mr. Schwartz is responsible for developing and overseeing the strategic direction of the business. Mr. Schwartz has a long career in new business development, venture capital financing, and strategic sourcing (concentrating in financial and technology acquisitions) for Fortune 500 companies, including ADP, Inc., Intel Corporation, Nike, Inc., and Washington Mutual Bank. In 1994, Mr. Schwartz founded, and later sold, SlopeSide Brewing Company, which under his direction became the largest self-distributed beer brand in Illinois. Mr. Schwartz is also a retired Army Reserve officer, most recently having served as the Senior Defense Counsel in the Pacific Northwest.

Mr. Schwartz earned his B.A. degree from The State University of New York at Albany, his JD from The John Marshall Law School, and his MBA from Cornell University. He also studied at the Northwest FilmCenter in Portland, Oregon, where he directed and produced three short films: The Boxer Genius, Art of a Thief, and The Day Trader (these films were produced while Mr. Schwartz was a film student, were not intended for commercial release, and did not earn any revenue).

George Brumder | Director and Treasurer.  George Brumder is a director and the treasurer of API. Mr. Brumder is responsible for all aspects of finance and accounting, including capital structure, project financials, statistical modeling, and data analysis. Mr. Brumder brings an extensive career in corporate finance, primarily in investment and commercial banking, and held positions at Cowen and Company, Union Bank of California, and most recently in strategic corporate finance at Washington Mutual Bank

Mr. Brumder earned his B.S. degree from the University of Oregon and his MBA degree from the Stern School of Business at New York University. Mr. Brumder is also Series 63 qualified.

Julie Chase | Director and Secretary.  Julie Chase is a director and the secretary of API. Ms. Chase is responsible for developing and managing communications, advertising, marketing programs, media relations, graphic design and special events. Ms. Chase brings more than ten years of marketing and press relations experience in the consumer, high-technology, and legal industries, including Nike, Inc., Intel Corporation, Microsoft Corp., and LexisNexis (a division of Reed Elsevier, Inc.). Prior to her marketing career, she worked for Japan’s Ministry of Education.

Julie earned her B.A. degree from Lewis & Clark College in Portland, Oregon, and her MBA from Cornell University. She also attended Hokusei Gakuen University in Sapporo, Japan.

Corporate Governance:  Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert“ as defined in Item 407(d)(5)(ii) of Regulation S-K under the 33 Act. Additionally, we plan to form an audit committee, a corporate governance committee and a compensation committee, and to adopt charters relative to these committees, in the near future. Until that time, the entire board will continue to perform the duties of the audit committee, the corporate governance committee, and the compensation committee, which means that Directors who are the Officers will be involved in these matters. None of our Directors are independent and we are not applying for listing with a national securities exchange or an inter-dealer quotation system.

Item 11         Executive Compensation

API is a new company with no operating history. API has not paid any remuneration to the Officers or its Board of Directors. On July 20, 2009, the Officers purchased three Common Shares from API for $10.00 each, the then current fair market value. The Common Shares were issued in reliance on, and qualified for, the exemption under Section 4(2) of the 33 Act.

Upon successfully raising the Offering Amount within the Offering Period, the Officers will begin being paid a Production Management Fee, equal to $200,000 each, in accordance with the payment schedule below. The Officers will earn the Production Management Fee by (1) managing the day-to-day activities related to production of the Film, such as (a) disbursement of production funds to third parties, (b) daily review of Film project deliverables and milestones, (c) approving any changes to the shooting schedule or budget, (d) engaging and contracting with necessary third parties in addition to the production company (e.g., graphic artists or web developers), (e) managing third parties to ensure API’s contractual requirements are met, and (f) negotiating contract amendments or resolving disputes with third parties; (2) providing updates on the progress of the Film project so that API can correspond with Series A Preferred Shareholders regarding such progress, (3) marketing of the Film for eventual sale or distribution; (4) drafting and negotiation of sale or distribution terms and conditions; and (5) calculating, on behalf of API, any proceeds from the sale of the Film or other distributions to Series A Preferred Shareholders. Since this is an all or none offering, if the Offering Amount is not raised then no Production Management Fee shall be paid to the Officers. The Production Management Fee shall only be paid after the Offering Amount is raised and the offering proceeds are released from API’s impound account. The Production Management Fee shall be paid to the Officers in accordance with the payment schedule below. Eugene Mazzola, our producer and the President of Bridge Productions, Inc., shall determine when each production milestone has been met, and only then will the Production Management Fee payments be distributed to the Officers. Any additional cash or compensation paid to the Officers shall only be in the Officers’ capacities as the Common Shareholders and is contingent upon API generating Distributable Cash. The Common Shareholders will benefit from their share of the API’s Distributable Cash, if any, only after the Series A Preferred Shareholders have received their Series A Preferred Priority Return (their original investment of $10 per Series A Preferred Share, plus 7%). Any remaining Distributable Cash available for distribution after that will be distributed, pro-rata, among the Series A Preferred Shareholders.

PAYMENT SCHEDULE

Time	Project Milestone	Payment*
t = 0	First Day of Pre-Production	$100,000
t + 21 days	Middle of Pre-Production	$100,000
t + 42 days	Beginning of Principal Photography	$100,000
t + 63 days	Middle of Principal Photography	$100,000
t + 84 days	Beginning of Post-Production	$100,000
t + 252 days	Delivery of Final Print	$100,000

* Represents the total paid to all three Officers. Each Officer will receive $200,000 in total.

DEFINITIONS

Pre-Production	Activities prior to filming. Includes script development, set construction, location scouting and casting. These activities will occur within 90 days of the close of the offering.

Principal Photography	The filming of major components of the movie involving the lead actors.

Post-Production	Work performed after the principal photography. Involves editing and visual effects.

Final Print	Final, fully-edited version of the film that is ready for sale or distribution.

Compensation In Capacity As Common Shareholders.  Once the Series A Preferred Priority Return has been fulfilled, all Distributable Cash will be distributed 50% to the Series A Preferred Shareholders and 50% to the Common Shareholders, pro-rata as follows:

A.	100% of the Distributable Cash to the Series A Preferred Shareholders, pro-rata, until the Series A Preferred Shareholders have received their Series A Preferred Priority Return (their original investment of $10 per Series A Preferred Share, plus 7%, see (D) below); then

B.	50% of the Distributable Cash, if any, to the Series A Preferred Shareholders, pro-rata amongst the class; and

C.	50% of the Distributable Cash to distribution to the Common Shareholders, pro-rata amongst the class.

D.	Series A Preferred Priority Return: The term Series A Preferred Priority Return shall mean that amount equal to the aggregate investments made by all of the Series A Preferred Shareholders, plus 7%. For example, if the Series A Preferred Shareholders have collectively invested $8,000,000 of cash in API, the first $8,560,000 of cash would be distributed to the Series A Preferred Shareholders, pro-rata. Once the Series A Preferred Priority Return was met, every remaining dollar of cash would be distributed 50% to the Series A Preferred Shareholders and 50% to the Common Shareholders, pro-rata.

Item 12         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of our common stock as of September 30, 2010, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title	Name and Business Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Shares	Jay T. Schwartz 2311 N 45th St., #310 Seattle, WA 98103	1	100%

Common Shares	George R. Brumder 2311 N 45th St., #310 Seattle, WA 98103	1	100%

Common Shares	Julie L. Chase 2311 N 45th St., #310 Seattle, WA 98103	1	100%

Promotional (or Common) Shares Lock-In.  As a condition to registering the Series A Preferred Shares, the Officers’ promotional Common Shares are subject to escrow or “lock-in”. The escrow agent or security holder is Beacon Law Advisors and the Promotional Shares Lock-In Agreement between API, the Officers, and Beacon can be found in Exhibit 10.3 of this Prospectus. The terms of this agreement specify that:

1.	The Common Shares may not be sold during the time API is offering its Series A Preferred Shares to the public.

2.	The conditions upon which the Common Shares may be released, are:

a. If API’s aggregate revenue exceeds $500,000, or

b. If API’s aggregate revenue is less than $500,000, the Common Shares may be released in their entirety within 5 years, or

c. If the public offering is terminated, and no securities are sold or the offering is terminated and the gross proceeds of the offering have been returned to the public investors, or

d. If a distribution is made to the Series A Preferred Shareholders as a result of the sale of the Film and redemption of the Series A Preferred Shares or liquidation of API.

Changes in Control.  We are not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403 of Regulation S-K.

Equity Compensation Plan.  We do not have any securities authorized for issuance under any equity compensation plan. We also do not have an equity compensation plan and do not plan to implement such a plan.

Item 13         Certain Relationships and Related Transactions, and Director Independence

Conflicts Related to Other Business Activities.  The persons serving as our officers and directors may have existing responsibilities and, in the future, may have additional responsibilities, to provide management and/or services to other entities in addition to us. As a result, conflicts of interest between us and the other activities of those persons may occur from time to time. We will attempt to resolve any such conflicts of interest in our favor. Our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs. A shareholder may be able to institute legal action on our behalf or on behalf of that shareholder and all other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts in any manner prejudicial to us.

Related Party Transactions.  Other than the sale of common shares to API’s officers in 2009, as of September 30, 2010, there exist no material related party transactions.

Director Independence.  The Board of Directors of API is not independent. API entered into Services Agreements with the Officers on July 20, 2009, each a materially affiliated transaction. In these transactions, API is responsible for paying the Officers the Production Management Fee in accordance with the Production Management Fee Payment Schedule. This production management transaction was entered into without the ratification of at least two disinterested independent directors. The Directors and Officers believe that the terms surrounding these transactions are as favorable to API as those generally available from third parties conducting similar activities.

Item 14         Principal Accounting Fees and Services

Audit Fees.  The aggregate fees billed in each of the years ended September 30, 2010 and 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were $9,100 and $0, respectively.

Audit-Related Fees.  There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees“ for years ended September 30, 2010 and 2009.

Tax Fees.  For the years ended September 30, 2010 and 2009, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees.  None.

Pre-Approval Policies and Procedures.  Prior to engaging its accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

PART IV

Item 15         Exhibits, Financial Statement Schedules

The exhibits required by Item 15 are included herewith as follows:

Exhibit No.	Description	Filing Date

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.	December 29, 2010

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.	December 29, 2010

32.1	Section 1350 Certification of Chief Executive Officer.	December 29, 2010

32.2	Section 1350 Certification of Chief Financial Officer.	December 29, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AUDIENCE PRODUCTIONS, INC.

By:	/s/ JAY T. SCHWARTZ
Name:	Jay T. Schwartz
Title:	Director and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ JAY T. SCHWARTZ
Name:	Jay T. Schwartz
Title:	Director and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ GEORGE R. BRUMDER
Name:	George R. Brumder
Title:	Director and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: December 29, 2010