Form 10-Q
period 2010-12-31
Audience Productions, Inc.
filed 2011-02-14
CIK 1474227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

At February 14, 2011 there were three shares of common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1         Financial Statements

The financial statements required by Item 1 are presented in the following order:

Audience Productions, Inc.

(A Development Stage Company)

BALANCE SHEET

December 31, 2010

AND

September 30, 2010

	12/31/10 (Reviewed)	9/30/10 (Audited)
ASSETS
Current Assets
Cash	$542	$1,640

Total Current Assets	542	1,640

Other Assets	—	—

TOTAL ASSETS	$542	$1,640

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable – Trade	$85,600	$82,100
Accounts Payable – Related Party	237	234

Total Current Liabilities	85,837	82,334

Long-Term Liabilities
Loans from Common Shareholders	$24,000	$24,000
Accrued Interest, Shareholder Loans	1,105	787

Total Long-Term Liabilities	25,105	24,787

TOTAL LIABILITIES	$110,943	$107,120

SHAREHOLDERS’ EQUITY
Common Shares	$—	—
(non-voting, 100,000,000 shares authorized, three shares issued, and outstanding, no par value)
Preferred Shares	—	—
(voting, 200,000,000 shares authorized, none issued or outstanding, no par value)
Paid-in-Capital	30	30
Deficit Accumulated During Development Stage	(110,431)	(105,510)

TOTAL SHAREHOLDERS’ EQUITY	$(110,401)	(105,480)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$542	$1,640

The accompanying notes are an integral part of these financial statements.

Audience Productions, Inc.

(A Development Stage Company)

STATEMENT OF OPERATIONS

For the Period October 1, 2010 to December 31, 2010

AND

For the Period October 1, 2009 to December 31, 2009

AND

For the Period July 6, 2009 (inception) to December 31, 2010

	10/1/10- 12/31/10 (Reviewed)	10/1/09- 12/31/09	7/6/09 (inception) - 12/31/10
Revenues	$—	$—	$—

Expenses
Securities Registration Fees	—	446	11,210
Marketing	—	—	449
General and Administrative	902	364	7,307
Accounting and Legal	3,600	4,575	89,759
Interest Expense	319	94	1,105
Story and Other Rights	100	—	600

	4,921	5,480	110,431

Net Loss	$(4,921)	$ (5,480)	$ (110,431)
Basic Earnings (Loss) per Share	$(1,640)	$ (1,827)	$ (36,810)

Weighted Average Number of Common Shares Outstanding	3	3	3

The accompanying notes are an integral part of these financial statements.

Audience Productions, Inc.

(A Development Stage Company)

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Period July 6, 2009 (date of inception) to September 30, 2009

AND

For the Period October 1, 2009 to September 30, 2010

AND

For the Period October 1, 2010 to December 31, 2010

	Common Shares		Preferred Shares		Paid in Capital	Deficit Accumulated During the Developmental Stage	TOTAL
	Number	$	Number	$
Balance, July 6, 2009	—	$—	—	$—	$—	$—	$—
Issuance of Common Stock for Cash	3	3			27		30
Net Profit (Loss)						(83,573)	(83,573)

Balance, September 30, 2009 (Audited)	3	3	—	—	27	(83,573)	(83,543)
Elimination of Par Value of Common Stock		(3)			3
Net Profit (Loss)						(21,937)	(21,937)

Balance, September 30, 2010 (Audited)	3	—	—	—	30	(105,510)	(105,480)
Net Profit (Loss)						(4,921)	(4,921)

Balance, December 31, 2010 (Reviewed)	3	$—	—	$—	$30	$(110,431)	$(110,401)

The accompanying notes are an integral part of these financial statements.

Audience Productions, Inc.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

For the Period October 1, 2010 to December 31, 2010

AND

For the Period October 1, 2009 to December 31, 2009

AND

For the Period July 6, 2009 (inception) to December 31, 2010

	10/1/10 - 12/31/10 (Reviewed)	10/1/09 - 12/31/09	7/6/09 (inception) - 12/31/10
Cash from Operating Activities
Net Loss	$(4,921)	$(5,480)	$(110,431)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accounts Payable – Trade	3,500	—	85,600
Accounts Payable – Related Party	4	—	237
Accrued Interest, Shareholder Loans	319	94	1,105

Net Cash from Operating Activities	(1,098)	(5,386)	(23,488)

Cash from Financing Activities
Loans from Common Shareholders	—	6,000	24,000
Sale of Common Shares	—	—	30

Net Cash from Financing Activities	—	6,000	24,030

Net Change in Cash	(1,098)	614	542
Cash at Beginning of Period	1,640	1,457	—

Cash at End of Period	$542	$2,072	$542

The accompanying notes are an integral part of these financial statements.

Audience Productions, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1: Organization and Significant Accounting Policies

Nature of Operations

Audience Productions, Inc. (“API”) is a Washington corporation formed in July 2009 to engage in the business of developing, financing, producing, marketing, and selling the full length motion picture, “Lydia Slotnick Unplugged.” The Film tells the story of a hip, thirty-something music executive who has to prove she still has an edge. So, she digs up dirt on a has-been rocker, but uncovers a bigger story. We anticipate that the film will be sold to a distributor; however, there are no plans or arrangements with any distributors currently in place. The film will be financed by the sale of 800,000 Series A Preferred Shares for $10.00 per share. Upon sale of the film and any distribution to the shareholders, the Series A Preferred Shares will be redeemed.

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

Note 2: Going Concern

As shown in the accompanying financial statements, API incurred substantial net losses for the periods ended September 30, 2009 and December 31, 2010 and has no revenue stream to support itself. This raises doubt about API’s ability to continue as a going concern.

API’s future success is dependent upon its ability to raise additional capital to fund its business plan and ultimately to attain profitable operations. There is no guarantee that API will be able to raise enough capital or generate sufficient revenues to sustain its operation. Management believes they can raise the appropriate funds needed to support their business plan.

The financial statements do not include any adjustments relating to the recoverability or classification or recorded assets and liabilities that might result should API be unable to continue as a going concern. During the period from July 6, 2009 (inception) through December 31, 2010 API had a loss of ($110,431).

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

Also payable under this account is $3,600 to our certified public accountants.

A/P, Related Parties: On June 30, 2010, API entered in to an Intellectual Property and Technology License with Jay T. Schwartz, Julie Chase, and George Brumder (collectively, the “Licensor”) in exchange for $100 payable by API to Licensor.

Also payable under this account are various expenses due to company management totaling $137.

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

Between October 1, 2009 and December 31, 2010, API borrowed an additional $21,000 from the Lenders with the same interest rate of five percent (5%) per annum. Total accrued interest on all borrowings, through December 31, 2010, is $1,105. The loans are to be repaid with proceeds of the offering.

Note 6: Income Taxes

Deferred Tax Assets:	As of December 31, 2010	As of September 30, 2010

Net Operating Loss Carryforwards	$ 110,431	$ 105,510
Other	0	0
Gross Deferred Tax Assets	37,547	35,873
Valuation Allowance	(37,547)	(35,873)
Net Deferred Tax Assets	0	0

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

Total shares issued and outstanding at December 31, 2010 were three.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” and amendment of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The Subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a significant effect on API’s future reported financial position or results of operations.

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

In April 2009, the FASB issued FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. API adopted FSP 157-4 in the second quarter of 2009. FSP 157-4 did not have a material impact on the financial statements.

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

In July 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. API began to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending September 30, 2010. SFAS 168 does not have a material impact on our financial statements or results of operations.

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

Overview

Audience Productions, Inc. (“API”) is a Washington corporation formed in July 2009 to engage in the business of developing, financing, producing, marketing, and selling the full length motion picture, “Lydia Slotnick Unplugged” (the “Film”). The Film tells the story of a hip, thirty-something music executive that has to prove she still has an edge. So, she digs up dirt on a has-been rocker, but uncovers a bigger story. We will attempt to sell the Film to a distributor, however, there are no plans or arrangements with any distributors currently in place. API is in the development stage; from our inception to December 31, 2010, the company has earned no revenue, has a net loss of $110,431, and has total assets of $542 consisting solely of cash.

API has three officers, Jay T. Schwartz (President), George Brumder (Treasurer), and Julie Chase (Secretary), together known as the “Officers.” API is currently offering 800,000 Series A Preferred Shares, at $10.00 per share, to raise the Film’s $8,000,000 production budget. The shares became available for sale to the public on April 23, 2010, though we did not begin to sell shares via our website until January 10, 2011. The initial sales period ended on October 19, 2010. However, API elected to extend the offering period for two of six available, consecutive, 3-month periods and the Offering Period will now end on April 19, 2011. In the event that all of the Series A Preferred Shares are not sold by April 19, 2011, API reserves the right to extend the Offering Period for up to four additional, consecutive, 3-month periods.

Description of Our Revenue, Cost of Revenue and Expenses

We had no revenue during the period, as we currently conduct no revenue-generating activities. We do not anticipate producing any revenue if and until we raise the $8,000,000 in our public offering and produce and sell the “Film”. Expenses consisted primarily of general and administrative costs ($4,502).

Critical Accounting Policies

Other than those referenced in Note 8 to our financial statement above, we have no accounting policies we consider to be critical. Our statements are prepared in conformity with accounting principles generally accepted in the United States.

Results of Operations

For the three months ended December 31, 2010, continued expenses from development stage activities resulted in a net loss of $4,921. We had no revenue during the period, as we currently conduct no revenue-generating activities. Borrowing remained flat at $24,000 and at December 31, 2010, we had $542 in cash, $110,943 in total liabilities (of which $25,342 is due to the Officers and $82,000 is due to our counsel, Beacon Law Advisors), and negative shareholders’ equity of $110,401.

Comparison to Prior Periods

Total expenses during the period were relatively flat from the prior period ($4,921 compared to $5,480 for the 3-month period from October 1 to December 31, 2010 and 2009, respectively) and both amounts were largely made up of auditing expenses of $3,600. As the nature of our operations up to this point has been non-revenue generating, each quarter’s financial activity continues to consist of start-up expenses.

Liquidity and Capital Resources

Since our inception, we have financed our development exclusively with loans made to us from our Officers. At December 31, 2010, these loans totaled $24,000 and accrued interest of $1,105 at a rate of 5% per annum. We anticipate that the total cost to fund our operations prior to and throughout the offering period will not exceed $50,000. However, the agreement we have in place with our Officers allows for a total loan amount of up to $100,000. We currently do not have any other source of liquidity. However, we are in the process of raising $8,000,000 in a public offering of 800,000 shares of Series A Preferred stock at $10 per share. If we are successful in this offering, we will repay the loans to the Officers and commence the production of the Film.

Contractual Obligations

In addition to the $82,000 due to our attorneys as shown on our balance sheet under “Accounts Payable - Trade” and the $25,342 (including accrued interest) due to our Officers as shown on our balance sheet under “Loans from Common Shareholders”, we currently have three contractual obligations, none of which will take effect unless and until we raise the entire $8,000,000 now being offered via public offering. Upon raising the funds, we will begin making a series of payments totaling $200,000 each to Jay Schwartz, George Brumder, and Julie Chase as production managers for the film. These payments are more fully described in our prospectus and the applicable exhibits thereto. We also have in place an option purchase agreement with the writers of the film (detailed in the prospectus and applicable exhibit) under which we will owe them the purchase price of the film ($200,000 less any previously paid option fees). Finally, we have an contract in place under which we are obligated to use Bridge Productions, Inc. to produce the film. Compensation under this agreement is detailed in the prospectus and applicable exhibit.

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

Item 4         Controls and Procedures

Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which have been designed to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and (ii) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. They concluded that the controls and procedures were effective as of December 31, 2010 to provide reasonable assurance of the achievement of these objectives.

Changes in internal controls. There was no change in our internal control over financial reporting during the quarter ended December 31, 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1         Legal Proceedings

None.

Item 1A         Risk Factors

Not Applicable

Item 2         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3         Defaults Upon Senior Securities

None.

Item 4         (Removed and Reserved)

Item 5         Other Information

None.

Item 6         Exhibits

The exhibits required by Item 6 are included herewith as follows:

Exhibit No.	Description	Filing Date

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.	February 14, 2011

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.	February 14, 2011

32.1	Section 1350 Certification of Chief Executive Officer.	February 14, 2011

32.2	Section 1350 Certification of Chief Financial Officer.	February 14, 2011

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

Date: February 14, 2011